Form 10-K
period 2004-12-31
GE COMM MORT PASS THROUGH CERT SERIES 2004-C3
filed 2005-03-28
CIK 1296588

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-114525-01


        GE Commercial Mortgage Corporation (as Depositor under the Pooling and Servicing Agreement, dated as of July 1, 2004, providing for the issuance of the Commercial Mortgage
        Pass-Through Certificates Series 2004-C3)

     (Exact name of registrant as specified in its charter)


   Delaware                                         02-0666931
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)




   292 Long Ridge Road
   Stamford, Connecticut                        06927
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (203) 357-4000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        [ X ]


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

         None.


                                   PART I

  Item 1.  Business.

            Not Applicable.

  Item 2.  Properties.

            Not Applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, the Servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 50.


  Item 6.  Selected Financial Data.

            Not Applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not Applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not Applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not Applicable


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not Applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not Applicable.


  Item 11. Executive Compensation.

            Not Applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not Applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not Applicable.


  Item 14. Principal Accounting Fees and Services.

            Not Applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) GEMSA Loan Services, L.P., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer of the DDR Macquarie Portfolio loan and the 731 Lexington Avenue-Bloomberg
         Headquarters loan under the COMM 2004-LNB3 pooling and servicing agreement <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) GEMSA Loan Services, L.P., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer of the DDR Macquarie Portfolio loan and the 731 Lexington Avenue-Bloomberg
         Headquarters loan under the COMM 2004-LNB3 pooling and servicing agreement <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) GEMSA Loan Services, L.P., as Master Servicer <F1>
      b) Lennar Partners, Inc., as Special Servicer <F1>
      c) Midland Loan Services, Inc., as Master Servicer of the DDR Macquarie Portfolio loan and the 731 Lexington Avenue-Bloomberg
         Headquarters loan under the COMM 2004-LNB3 pooling and servicing agreement <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) The exhibits required to be filed by the Registrant pursuant to Item 601 of the Regulation S-K are listed above.

   (c) Not Applicable.


  <F1> Filed herewith.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GE Commercial Mortgage Corporation, as depositor
    (Registrant)


  Signed: GE Commercial Mortgage Corporation by Wells Fargo Bank, N.A., as Attorney in fact


  By: Beth Belfield, Assistant Vice President

  By: /s/ Beth Belfield, Assistant Vice President

  Dated: March 28, 2005

  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

    RE:   GE Commercial Mortgage Corporation Trust, Series 2004-C3
   (the "Trust"), created pursuant to the Pooling and Servicing Agreement, dated as of July 1, 2004 (the "Pooling and Servicing Agreement"), among GE Commercial Mortgage Corporation, as depositor (the "Depositor"), GEMSA Loan Services, L.P., as master servicer (the "Master Servicer"), Lennar Partners, Inc., as special servicer (the "Special Servicer") and Wells Fargo Bank, N.A., as trustee (the "Trustee").


  I, Daniel J. Smith, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution date reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the Pooling and Servicing Agreement is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the reports, the Master Servicer and the Special Servicer have fulfilled their obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to the Master Servicer's or Special Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     GEMSA Loan Services, L.P. as Master Servicer, Lennar Partners, Inc. as Special Servicer, Wells Fargo Bank, N.A. as Trustee, and the other servicers of the mortgage loans included in the Trust.

     Date: March 28, 2005


     /s/ Daniel J. Smith
     Signature

     President and Chief Executive Officer
     GE Commercial Mortgage Corporation
     Title

  EX-99.1 (a)
(logo) KPMG
KPMG LLP
700 Louisiana Street
Houston, TX 77002



Independent Accountants' Report







The Partners
GEMSA Loan Services, L.P.


We have examined management's assertion, included in the accompanying Management Assertion, that GEMSA Loan Services, L.P. (the Partnership) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans as of and for the year ended December 31, 2004. Management is responsible for the Partnership's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Partnership's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Partnership's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Partnership's compliance with the minimum servicing standards.

In our opinion, management's assertion that GEMSA Loan Services, L.P. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.



/s/ KPMG LLP



March 1, 2005




KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (b)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3900
200 South Biscayne Boulevard
Miami, Florida 33131-5313

Phone: (305) 358-4111
www.ey.com



Report of Independent Certified Public Accountants


To Lennar Partners, Inc.


We have examined management's assertion, included herein, that Lennar Partners, Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.


In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP

March 8, 2005



A Member Practice of Ernst & Young Global





  EX-99.1 (c)
(logo)Deloitte

Deloitte & Touche LLP
Suite 400
1010 Grand Boulevard
Kansas City, MO 64106-2232
USA
Tel: +1 816 474 6180
www.deloitte.com


INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
The PNC Financial Services Group, Inc.


We have examined management's assertion that Midland Loan Services, Inc. (MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc., has complied as of and for the year ended December 31, 2004 with its established minimum servicing standards described in the accompanying report titled Management's Assertion dated February 15, 2005. Management is responsible for MLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about MLS's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MLS's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MLS's compliance with its minimum servicing standards.


In our opinion, management's assertion that MLS complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.



/s/ Deloitte & Touche LLP

February 15, 2005





Member of
Deloitte Touche Tohmatsu




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (a)
(logo) GEMSA Loan Services, L.P.
1500 City West Boulevard, Suite 200 * Houston. TX 77042 * (713) 458-7200
* (800) 456-1443 * Fax (713) 458-7501 www.gemsals.com


Management Assertion



As of and for the year ended December 31, 2004, GEMSA Loan Services, L.P. complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, GEMSA Loan Services. L.P. had in effect a fidelity bond and errors and omissions policy in the amount of $45,000,000.



/s/ Joseph F. Beggins
Joseph F. Beggins
Chief Executive Officer
3/1/05
Date


/s/ Robert W. Bailey
Robert W. Bailey
Chief Financial Officer.
3/1/05
Date



Atlanta * Boston  * Houston * Minneapolis * Newport Beach * Seattle
A Joint Venture of G.E. Capital Real Estate and L.G. Melody & Company a CB Richard Ellis Company





  EX-99.2 (b)
(logo) LENNAR PARTNERS
An LNR Company


March 1, 2005


Wells Fargo Bank, N.A.
9062 Old Annapolis Road
Columbia, MD 21045
Attention: Corporate Trust Services (CMBS), GECCMC 2004-C3

Re: Annual Independent Public Accountant's Servicing Report
Pooling and Servicing Agreement
GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates 2004-C3

To Whom It May Concern:

As of and for the year ended December 31, 2004, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the Special Servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.




/s/ Susan K. Chapman
Susan K. Chapman
Vice President


cc: GEMSA Loan Services, LP
125 Park Avenue, 10th Floor
New York, NY 10017
General Counsel


1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601





  EX-99.2 (c)
(logo) MIDLANDLOANSERVICES



Management's Assertion


As of and for the year ended December 31, 2004, Midland Loan Services, Inc.
(MLS), an indirect wholly-owned subsidiary of The PNC Financial Services Group, Inc. (PNC), has complied, in all material respects, with MLS's established minimum servicing standards for commercial loans and multifamily servicing as set forth in Appendix I (the "Standards"). The standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, modified to address the unique characteristics of commercial loans and multifamily servicing.

As of and for this same period, MLS was covered by PNC's fidelity bond in the amount of $200,000,000 and an errors and omissions policy in an amount of at least $25,000,000.



MIDLAND LOAN SERVICES, INC.



/s/ Douglas D. Danforth
Douglas D. Danforth
CEO/President

/s/ Steven W. Smith
Steven W. Smith
COO/Executive
Vice President

/s/ Dave Bodi
Dave Bodi
COO/Executive
Vice President


February 15, 2005




A Member of the PNC Financial Services Group
10851 Mastin P.O. Box 25965 Shawnee Mission Kansas 66225-5965 www.midlandls.com 913 253 9000 T 913 253 9709 F




MIDLAND LOAN SERVICES


APPENDIX I MLS's MINIMUM SERVICING STANDARDS


I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      * be mathematically accurate;
      * be prepared within forty-five (45) calendar days after the cutoff date;
      * be reviewed and approved by someone other than the person who prepared the reconciliation; and
      * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

    1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

    2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

    3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

    4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

    1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  MORTGAGOR LOAN ACCOUNTING

    1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

    2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

    3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. INSURANCE POLICIES

    1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
(logo) GEMSA Loan Services, L.P.


A Joint Venture of GE Capital Real Estate and L.J. Melody and Company a CB Richard Ellison Company

1500 City West Blvd., Suite 200
Houston, TX 77042
(713) 458-7200


March 9, 2005

VIA FEDERAL EXPRESS


Wells Fargo Bank, N.A., as Trustee     GE Commercial Mortgage Corporation,
Wells Fargo Center                     C/O: General Electric Capital Corporation
Sixth Street & Marquette Ave.          125 Park Ave., 10th Floor
Minneapolis, MN 55479-0123             New York, NY 10017
Attn: Corporate Trust Services (CMBS) Attn: Capital Markets/Daniel Vinson
GECMC 2004-C3



Deutsche Bank Securities, Inc.        Banc of America Securities LLC
60 Wall Street                        214 North Tryon Street
New York, New York 10005              NC1-027-21-02
                                      Charlotte, North Carolina 28255



Citigroup Global Markets Inc.         Merrill Lynch, Pierce, Fenner & Smith
388 Greenwich Street, 11th Floor      Incorporated
New York, New York 10013              4 World Financial Center
                                      New York, New York 10080

J.P. Morgan Securities Inc.
One Chase Manhattan Plaza
New York, New York 10081              German American Capital Corporation
                                      60 Wall Street
CBA Mezzaine Capital Finance, LLC     New York, NY 10005
51 JFK Parkway, 4th Floor East        Attn: Lainie Kaye
Short Hills, NY 07078                 Fax: (212) 250-5270
Attn: Martin T. Lanigan, President
and CEO                               With a copy to:
Fax: (973) 467-9696                   Skadden, Arps, Slate, Meagher & Flom, LLP
                                      Four Times Square
                                      New York, NY 10036
With a copy to:                       Attn: Harvey R. Uris
Winston & Strawn, LLP                 Fax: (212) 735-2212
200 Park Avenue
New York, NY 10166                    Cadwalader, Wickersham & Taft, LLP
Attn: Tracey A. Leitnian              Deutsche Mortgage & Asset Receiving
Fax: (212) 294-4700                   Corporation/COMM-LNB
                                      One World Financial Center
                                      New York, NY 10281



OFFICER'S CERTIFICATE

Re: Statement as to Compliance
GE Commercial Mortgage Corporation, Commercial Mortgage Pass-Through Certificates, Series 2004-C3


In accordance with Section 3.13 of the Pooling and Servicing Agreement (the "Agreement") dated as of July 1, 2004, entered into in connection with the above-referenced Certificates, the undersigned officer of GEMSA Loan Services, L.P. (the "Servicer") hereby certifies that (i) a review of the activities of the Servicer for the preceding partial calendar year (which GEMSA Loan Services, L.P. served as "Servicer" under the Agreement) and of its performance under the Agreement has been made under such officer's supervision, (ii) to the best of such officer's knowledge, based on such review, the Servicer has maintained an effective internal control system relating to its servicing of the Mortgage Loans and Serviced Whole Loans serviced by it and has fulfilled in all material respects its obligations under the Agreement throughout such partial year, and
(iii) the Servicer has received no notice regarding the qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC or of the Grantor Trust as a "grantor trust" from the Internal Revenue Service or any other governmental agency or body.


/s/ Pat McEntee
Pat McEntee, Director, Portfolio Management, on behalf of
GEMSA Loan Services, L.P., in its capacity as Servicer





  EX-99.3 (b)
CERTIFICATE OF OFFICER
OF
LENNAR PARTNERS, INC

Pooling and Servicing Agreement dated as of July 1, 2004 (the "Agreement"), by and among GE Commercial Mortgage Corporation, as Depositor,
GEMSA Loan Services L.P., as Servicer,
Wells Fargo Bank N.A., Trustee, and
Lennar Partners, Inc., as Special Servicer
(GECCMC 2004-C3)



The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, hereby certifies on behalf of the Company that (i) a review of the activities of the Company during the preceding calendar year and of its performance under this Agreement has been made under such officer's supervision,
(ii) to the best of such officer's knowledge, based on such review, the Special Servicer has maintained an effective internal control system relating to its servicing of the Loans serviced by it and has fulfilled in all material respects its obligations under this Agreement throughout such year, or, and that there has been no material default in the fulfillment of any such obligation, (iii) the Special Servicer has received no notice regarding qualification, or challenging the status of the Lower-Tier REMIC or the Upper-Tier REMIC as a REMIC or of the Grantor Trust as a "grantor trust" from the Internal Revenue Service or any other governmental agency or body.


IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2005.


/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc





  EX-99.3 (c)
(logo) MlDLANDLOANSERVICES

March 8, 2005

Ms. Jennifer Richardson
Wells Fargo Bank, N.A.
Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD
USA 21045-1951


(410) 884-2194


Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3
Pooling and Servicing Agreement

OFFICER'S CERTIFICATE


Pursuant to the requirements of that certain Pooling and Servicing Agreement governing the referenced Trust (the "PSA"), it is hereby certified that (i) the undersigned has completed a review of the servicer's performance of its obligations under the PSA for the preceding calendar year; (ii) to the best of the undersigned's knowledge on the basis of that review the servicer has fulfilled all of its obligations under the PSA throughout such period in all material respects; (iii) to the best of the undersigned's knowledge, the subservicer, of the servicer under the PSA, if any, has fulfilled its obligations under its sub-servicing agreement in all material respects; and,
(iv) no notice has been received from any governmental agency or body which would indicate a challenge or question as to the status of the Trust's qualification as a REMIC under the U.S. Code.


/s/ Steven W. Smith
Steven W. Smith
Executive Vice President

3/8/05
Date



A member of The PNC Financial Serviccs Group
10851 Mastin Suite 300 0verland Park Kansas 66210 www.midlandls.cam cc:
Mr. Frank C. Forelle
ABN AMRO
55 E 52nd St, 6th Floor
New York, New York 10055

Ms. Anna Glick
Cadwalader, Wickersham & Taft
100 Maiden Ln
New York, NY 10038-0000

Mr. Jeff Paige
Vice President
Deutsche Bank Securities Inc.
60 Wall Street
New York, NY 10005

Ms. Helaine M. Kaplan
Deutsche Mortgage & Asset Receiving Corporation
60 Wall Street
New York, NY 100050000

Attn: Commercial Mortgage Surveillance Group
Dominion Bond Rating Service Limited
20 North Clark Street
Chicago, IL 60602

Ms. Barbara L. Marik
First Vice President
LaSalle Bank National Association
135 South LaSalle Street, Suite 1625
Chicago, IL 60603-0000

Attn: Commercial Mortgage Surveillance
Moody's Investor Services, Inc.
99 Church Street, 4th Floor
New York, NY 10007-0000

Attn: CMBS Surveillance
Standard & Poor's Ratings Services
55 Water Street, 41st Floor
New York, NY 10041-0000

Deutsche Mortgage & Asset Receiving Corporation, Commercial Mortgage Pass-Through Certificates, Series COMM 2004-LNB3





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            1,369,219.45          4,522,323.79                 0.00              84,809,676.21
   A-1A                           6,900,939.29          1,434,304.73                 0.00             330,958,695.27
   A-2                            4,446,446.75                  0.00                 0.00             240,728,000.00
   A-3                            4,485,225.95                  0.00                 0.00             221,265,000.00
   A-4                            6,515,027.35                  0.00                 0.00             301,331,000.00
   B                                710,258.45                  0.00                 0.00              32,727,000.00
   C                                339,662.08                  0.00                 0.00              15,502,000.00
   D                                614,175.89                  0.00                 0.00              27,559,000.00
   E                                345,475.33                  0.00                 0.00              15,502,000.00
   F                                345,475.33                  0.00                 0.00              15,502,000.00
   G                                268,700.56                  0.00                 0.00              12,057,000.00
   H                                422,250.11                  0.00                 0.00              18,947,000.00
   J                                139,981.85                  0.00                 0.00               6,890,000.00
   K                                139,981.85                  0.00                 0.00               6,890,000.00
   L                                139,981.85                  0.00                 0.00               6,890,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                104,976.20                  0.00                 0.00               5,167,000.00
   N                                104,996.55                  0.00                 0.00               5,168,000.00
   O                                104,976.20                  0.00                 0.00               5,167,000.00
   P                                384,646.15                  0.00                 0.00              18,947,535.00
   R                                      0.00                  0.00                 0.00                       0.00
   X-1                              285,046.36                  0.00                 0.00           1,372,007,906.48
   X-2                            2,490,450.60                  0.00                 0.00           1,329,839,000.00